Form 10-K
period 2014-12-31
CARBON CREDIT INTERNATIONAL, INC.
filed 2015-05-11
CIK 1619914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 333-199371

CARBON CREDIT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1574990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1247 N. ORANGE GROVE AVE
SUITE 106 LOS ANGELES, CA	90046
(Address of principal executive offices)	(Zip Code)

(800) 716-1612 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $0.0001 par value	Name of each exchange on which registered: Over-the-Counter

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes    ☐ Yes   ☒ No

As of December 31, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the non trading par value of our common stock of $0.0001 was $0.00. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of December 31, 2014 was 5,000,000.

TABLE OF CONTENTS

		Page

Part I
	Item 1. Business	4
	Item 1A. Risk Factors	7
	Item 2. Properties	13
	Item 3. Legal Proceedings	13
	Item 4. Submission of Matters to a Vote of Security Holders	13
Part II
	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 8. Financial Statements and Supplementary Data	16
	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
	Item 9A(T). Controls and Procedures
Part III
	Item 10. Directors, Executive Officers and Corporate Governance	29
	Item 11. Executive Compensation	30
	Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters.	30
	Item 13. Certain Relationships and Related Transactions, and Director Independence	30
	Item 14. Principal Accounting Fees and Services	31

Part IV
	Item 15. Exhibits, Reports on Form 8K and Financial Statement Schedules.	32

	Signatures	33

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Carbon Credit International, Inc. (the “Company”) was incorporated on August 12, 2014 in the state of Nevada.  The company develops carbon credit offset strategies for carbon-producing companies, so as to allow such entities to reduce their respective carbon emissions.

BUSINESS STRATEGY

The Company’s business strategy is to develop and execute carbon credit offset strategies for carbon-producing companies, agricultural providers and government-owned utility companies so as to allow such entities to reduce their respective carbon emissions.

Services

The Company’s services involve assessing the total carbon footprint for the client, developing a strategy for the client to purchase carbon credit offsets to reduce its carbon emissions and sourcing the purchase of the needed carbon credits on behalf of the client. The Company then provides ongoing management of the client’s carbon emissions reduction strategy manage on a monthly basis and adjust the strategy as needed to account for overall changes in the client’s business activity, and, hence, carbon emissions.

Revenues

The Company offers its services on a monthly, flat fee basis predicated upon a predetermined estimate of the hours expected to be expended on behalf of the client in providing our services. Our internal hourly rate for our services is predicated upon a rate of $125 to $250 per hour depending on the anticipated scope and complexity of each engagement.

Marketing Program & Advertising

We rely on direct marketing efforts to promote and sell our services. This includes, specifically, global online marketing campaigns, regional trade advertisements, road shows, seminars and exhibitions to educate and promote our carbon credit offset strategies. Our goal is to

-	To become a prominent global player provided reliable carbon credit offset and reduction strategies;

-	To provide robust carbon emission reduction strategies for companies, agricultural providers and government; and

-	To enable our client to reduce their carbon footprint employing are carbon credit offset strategies.

Our objective is to expand our footprint globally and to offer our services to entities operating in foreign countries. This entails partnering with, or entering into subcontractor agreements with qualified carbon credit industry service providers in Europe and Asia. In such regard, our affiliates in Europe and Asia will be responsible for marketing our services under the Carbon Credit International brand. Strategies related to each new client identified in these regions will be developed by our U.S. based operations. Our subcontractors, however, will be responsible for implementation of these strategies on site in their respective territory. We anticipate paying each subcontractor a monthly fee predicated upon estimated hourly activity by the subcontractor together with a commission of five (5%) percent of all sales generated by the subcontractor.

Pricing

Costs associated with the customer acquisition, retention, continued product development, overhead and management and continued servicing are budgeted individually for each projects. Contingencies are allowed for as deemed necessary. Then market pricing will be reviewed based on current competitors’ prices, along with a market survey of the satisfaction with these prices and the associated services.

Business Growth Strategy

The company intends to provide carbon credit offset consulting services to meet our clients’ carbon emission reduction strategies supported by highly qualified and experienced team of professionals. The company’s strategy is to leverage broad geographic reach, long-term client relationships, and direct marketing strategies to grow is carbon credit consulting service offering. The company’s growth plan is focused on the achievement of three primary objectives:

- Growing our client base. We will continue to focus on attracting clients. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management team through referrals. In addition, we believe we will attract new clients by building our brand name and reputation and through our marketing efforts. We anticipate that our growth efforts will continue to focus on identifying strategic target accounts that tend to be large companies.

- Expanding geographically. We will expand geographically to meet the demand for carbon reduction services, which vary among different countries and regions predicated upon prevailing governmental rules and regulations concerning carbon emissions.

- Providing additional professional service offerings. We will continue to develop and consider entry into new professional service offerings centered on carbon footprint reductions. Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities, and competition.

We have developed the following business strategies to achieve these objectives:

- Hire and retain highly qualified, experienced third party associates. We believe our highly qualified, experienced third party associates will provide us with a distinct competitive advantage. Therefore, one of our priorities is to attract and retain experienced individuals with backgrounds in the area of carbon emission mitigation, general manufacturing and engineering and commercial sales We believe we will attract and retain qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

- Build consultative relationships with clients. We will emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We will regularly meet with our existing and prospective clients to understand their business issues and help them define their carbon emission offset needs. Once a project is defined, we will identify third party associates with the appropriate skills and experience to meet the client’s needs. We believe that by establishing relationships with our clients to solve their needs, we are more likely to generate new opportunities to serve them.

- Provide methods, and practices that drive tangible results. Our technology recommendations will provide an integrated approach to identifying, acquiring, and retaining customers in order to help organizations maximize the value of customer interactions and improve corporate performance. The company’s computer systems will be designed to help organizations perform and coordinate their operations across multiple communication channels (i.e. Internet, telephone, fax, e-mail, and in person) while providing their customers with a single, consistently high standard of service.

- Our objective is to build the Carbon Credit brand as the premier provider of carbon emissions reduction services. Our primary means of building our brand is by consistently providing high quality, value-added services to our clients. In addition, we will have ongoing marketing efforts that will reinforce the Carbon Credit International brand.

ITEM 1A. RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

Our generating minimal revenues from operations makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

As of December 31, 2014 we have generated revenues of only $8,000 and incurred a loss of ($1,788) as a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We may not be able to compete effectively against our competitors.

We are engaged in a rapidly evolving field. Competition from other companies in the same field is intense and is expected to increase. Many of our competitors have substantially greater resources, research and development staff, sales and marketing staff, and facilities than we do. In addition, other recently developed technologies are, or may in the future be, the basis of competitive products. There can be no assurance that our competitors will not develop technologies and products that are more effective than those being developed by us or that would render our technology and products obsolete or noncompetitive.

Our Business Model may not be sufficient to achieve success in our intended market

Our survival is dependent upon the market acceptance of a narrow group of services.  Should these products be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate products we can offer to ensure our survival.

Inability of Our Officers and Directors to devote sufficient time to the operation of the business may limit our success.

Presently, our Chief Executive Officer does not allocate the majority of her time to the operation of the Company’s business. Should the business develop faster than anticipated, the officers and directors will have to retain other personnel to ensure that it continues as a going concern.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers would negatively impact our ability to sell our products, which could adversely affect our financial results and impair our growth.

Future Regulation of Carbon Credits and related products could restrict our business, prevent us from offering our services or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address the use of carbon credits and related products such as the services we sell. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on our business, financial condition, and results of operations. The increasing growth of carbon credits and related products heighten the risk that governments or other legislative bodies will seek to regulate such technologies and/or related products, which could have a material adverse effect on our business, financial condition and operating results.

After we attempt to increase operations, we will face increasing competition from domestic and foreign companies.

Our ability to compete against other domestic and international enterprises will be, to a significant extent, dependent on our ability to distinguish our services from those of our competitors by differentiating our marketing approach and identifying attractive carbon credit offset solutions to market and sell. Some of our competitors have been in business longer than we have and are more established. Our competitors may provide services comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in reduced margins and loss of market share, any of which could materially adversely affect our profit margins after we commence operations and generate revenues.

Our future sales and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our products.

Although we have not yet generated significant revenues, general economic conditions could reduce our revenues after we commence operations .

We have not yet generated significant revenues. General economic conditions could have an impact on our business and financial results after we commence operations. The global economy in general remains uncertain. As a result, individuals and companies may delay or reduce expenditures. Weak economic conditions and/or softness in the consumer or business channels after we commence operations and generate revenues could result in lower demand for carbon mitigation and reduction services, thereby resulting in lower commissions, earnings and cash flows.

As we increase operations, our earnings may be sensitive to fluctuations in market prices and demand for our services.

In addition, after we commence operations, the demand for carbon credit offsets could decline, whether because of supply or for any other reason, including other carbon offset considered to be superior by end users. A decrease in the selling price received for carbon credit offsets, or a decline in demand for carbon credit offset consulting after we commence operations could have a material adverse effect on our business, results of operations and financial condition.

Because we do not own nor develop any of the carbon credit offsets that we will develop strategies for the use of after we commence operations, we will be entirely dependent on third party providers of carbon credit offsets and our sales, cash flows from operations and results of operations may be negatively affected if such parties would cease offering their carbon credit offsets for sale

We currently have a limited network of carbon credit offset producers to provide carbon credits to our clients. Further, we currently have no carbon credit offsets of our own   We do not anticipate that we will establish long-term agreements with such parties, which will us particularly vulnerable to factors beyond our control. Events such as a decrease in demand for carbon credit offsets could adversely impact our business, thereby lowering revenues and decreasing profit margins. Such disruptions could also damage our distributor relationships and potential future customer loyalty to us if we are unable to identify suitable solutions for purchasing carbon credit offsets.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our founder and Chief Executive Officer Amber Marie Chavez. If we lose her services or if she fails to perform in her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Our Chief Executive Officer Amber Marie Chavez who is primarily responsible for managing our business is involved in potentially competing business ventures and devotes less than full time to our business which may impede our ability to implement our business plan.

 Our founder and Chief Executive Officer Amber Marie Chavez is involved in potentially competing business ventures and devotes less than full time to our business. We have no other officers or employees at this time. As a result, our management may not currently be able to devote the time necessary to our business to assure successful implementation of our business plan. Further, although she intends to terminate their involvement in potentially competing business ventures currently creating a conflict of interest if and when our securities become qualified for quotation on the OTC Bulletin Board, there is no guarantee that this will happen or that they will terminate these activities even if it does happen. We believe based upon assurances received from her that if it does not or they do not, that he will conduct business consistent with his fiduciary duties to us minimizing to the maximum extent possible conflicting activities.

If our estimates related to expenditures and cash flow from operations are erroneous, and we are unable to sell additional equity securities, our business could fall short of expectations and you may lose your entire investment.

Our financial success is dependent in part upon the accuracy of our management's estimates of expenditures and cash flow from operations. If such estimates are erroneous or inaccurate, we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

Implications of Being an Emerging Growth Company.

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies.  These provisions include:

-	A requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis included in an initial public offering registration statement;

-	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;

-	an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal controls over financial reporting;

-	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

-	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; an

-	reduced disclosure about the emerging growth company's executive compensation arrangements

An emerging growth company is also exempt from Section 404(b) of Sarbanes Oxley which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

-	the first fiscal year following the fifth anniversary of this offering,

-	the first fiscal year after our annual gross revenues are $1 billion or more,

-	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or

-	as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Some of our Target Customers are Not Required by Law to Reduce Carbon Emissions

Regulation of carbon emissions is fragmented across different jurisdictions and regulatory agencies. Thus, some of our target end users of our services may not be legally obligated to employ carbon reduction strategies, much less to employ carbon offsets as a means with which to reduce their carbon footprint. Accordingly, we are reliant upon some of our customers voluntarily wanting to use our services, even though the use of services may reduce the profitability of that customer.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  No members of the board of directors are independent directors.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our Chief Executive Officer and Director owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions .

Our Chief Executive Officer and Director Amber Marie Chavez owns a majority voting securities. As a result, currently, and after the offering, he will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There may not be funds available for net income because our Chief Executive Officer and Director maintains significant control and can determine her own salary and perquisites.

Our Chief Executive Officer and Director Amber Marie Chavez owns all of our outstanding voting securities. As a result, there may not be funds available for net income because she maintains significant control and can determine her own salary and perquisites.

Because our Chief Executive Officer and Director holds a majority of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of the Company's Internal Controls over financial reporting for the year ending December 31 following the year in which this registration statement is declared effective. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Chief Executive Officer and Director Amber Marie Chavez owns all of our outstanding voting securities, and will continue to own the majority of our voting securities after the offering, it may not be possible to have adequate internal controls.  We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorize the issuance of 75,000,000 shares of common stock.  As of the date of this report the Company had 5,000,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 70,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the Company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law. If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder”first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of Carbon Credit from doing so if it cannot obtain the approval of our board of directors.

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 2. DESCRIPTION OF PROPERTY

Our current corporate offices are located at 1247 N Orange Grove Ave Suite 106 Los Angeles, CA 90046. Our telephone number is 1(844) Carbon Credit-1. These offices are provided free of charge by Amber Marie Chavez, an officer and director. Ms. Chavez has indicated to us that she does not intend to charge the Issuer rent for use of such space at anytime in the future.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fiscal years covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the period ended December 31, 2014. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

Year Ended December 31, 2014
	High	Low

Quarter 2	N/A	N/A
Quarter 3	N/A	N/A
Quarter 4	N/A	N/A

RECORD HOLDERS

There is only one class of common stock. As of December 31, 2014, there was one shareholder of record for the Company's common stock and a total of 5,000,000 shares of common stock issued and outstanding.

The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

DIVIDENDS

The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

On April 14, 2014, the Company offered and sold 5,000,000 share of common stock to our Chief Executive Officer and Director Amber Marie Chavez for a purchase price of $0.0001 per share, for aggregate offering proceeds of $500

This issuance is exempt under Section 4(a)(2) of the Securities Act.  Ms. Chavez has sufficient knowledge and experience in finance and business matters to be a “sophisticated investor”, had full access to the type of information normally provided in a prospectus, and has agreed not to resell or distribute the securities to the public.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Plan of Operation

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

Results of Operations 2014

Since inception on August 12, 2014 we generated revenues of $8,000 for the period ended December 31, 2014. Operating expenses for the same three month period were $9,788. We incurred $9,000 in professional fees and $9,788 in other operating expenses during this period.  We incurred a net loss of ($1,788) for the period ending December 31, 2014

Liquidity and Capital Resources

We had $8,150 in cash at December 31, 2014, and there were outstanding liabilities of $9,438.

There is very little historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only begun to generate revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 8. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Carbon Credit International, Inc., a Nevada corporation. Audited, condensed financial statements including a balance sheet for the Company as of the period ended December 31, 2014 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet.

Financial Statements

Carbon Credit International, Inc.

August 12, 2014(inception) to December 31, 2014 (audited)

Carbon Credit International, Inc.

CARBON CREDIT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31, 2014
(Audited)
Assets
Current assets
Cash and cash equivalents	$8,150
Total Current assets	8,150

Total Assets	$8,150
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$150
Related Party Officer Demand Loan	$9,288
Total Current Liabilities	9,438

Commitments and Contingencies - Note 6
CARBON CREDIT INTERNATIONAL, INC. Shareholders' Equity(Deficit)
Common Stock, $0.0001 par value; 75,000,000 shares authorized at
12/31/14, 5,000,000 issued and outstanding at 12/31/2014.	500
Contributed capital in excess of par	0
Accumulated deficit	(1,788)
Total Equity	(1,288)
Total Liabilities and Equity(Deficit)	$8,150

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

For the period August 12, 2014 (Inception) to December 31, 2014
(Audited)

Revenues	$8,000

Operating Expenses	9,788

Net Income(Loss) from Operations	(1,788)

Other Income(Expenses)
Interest Expense	0

Net Income(Loss) from Operations
Before Income Taxes	(1,788)

Tax Expense	0

Net Income(Loss)	$(1,788)

Basic and Diluted Loss Per Share

Weighted average number
of shares outstanding

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the period August 12, 2014 (Inception) to December 31, 2014
(Audited)
Cash flows from operating activities:
Net income (loss)	$(1,788)

Increase(decrease) in accrued expenses	150
Net cash used in operating activities	(1,638)

Cash flows from investing activities:
None	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
Common stock issued	500
Proceeds from related party loans	9,288
Net cash provided(used) by financing activities	9,788

Increase in cash and equivalents	8,150

Cash and cash equivalents at beginning of period	0

Cash and cash equivalents at end of period	$8,150

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED

For the period August 12, 2014 (Inception)to December 31, 2014
(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD ENDED AUGUST 12, 2014(INCEPTION), THROUGH DECEMBER 31, 2014(Audited)
"Audited"

	Common Stock	Common Stock	Contributed		Accumulated
	Shares	Amount	Capital		Deficit	Total

Initial Balances August 12, 2014(inception)	0	$0	$0	$	$0	$0
Capital stock issuance	5,000,000	500	0		0	500
Net Income 8/12/2014 to 12/31/2014	0	0	0		(1,788)	(1,788)

Balances December 31, 2014	5,000,000	$500	$0	$	$(1,788)	$(1,288)

"The accompanying notes are an integral part of these financial statements"

Note 1.     Organization, History and Business

Carbon Credit International, Inc. (“the Company”) was incorporated in Nevada on August 12, 2014. The Company was established for the purpose of sales and marketing of Carbon Credits. The Company's fiscal year end is December 31.

.

Note 2.     Summary of Significant Accounting Policies

Revenue Recognition

Revenue is derived from contracts with our consumers. Revenue is recognized in accordance with ASC 605. As such, the Company identifies performance obligations and recognizes revenue over the period through which the Company satisfies these obligations. Any contracts that by nature cannot be broken down by specific performance criteria will recognize revenue on a straight line basis over the contractual term of period of the contract.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and

Note 2.     Summary of Significant Accounting Policies (continued)

warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since there are no dilutive securities.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period August 12, 2014(inception) through December 31, 2014 the Company has incurred $638 in organization cost and $9,000 in offering cost.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2014.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and

Note 2.     Summary of Significant Accounting Policies (continued)

liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Note 3.     Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

12/31/2014

U.S statutory rate	34.00%
Less valuation allowance	-34.00%

Effective tax rate	0.00%

The significant components of deferred tax assets and liabilities are as follows:

12/31/2014
Deferred tax assets

Net operating losses	$(1,788)

Deferred tax liability

Net deferred tax assets	(608)
Less valuation allowance	608

Deferred tax asset - net valuation allowance	$0

On an interim basis, the Company has a net operating loss carryover of approximately $1,788 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

Note 3.     Income Taxes (Continued)

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2014.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period August 12, 2014(inception) through December 31, 2014, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Amber Marie Chavez has lent the company a net total of $9,288 to the company for the period from August 12, 2014 to December 31, 2014. These funds have been used for working capital to date.

Related Party Stock Issuances:

The following stock issuances were made to officers of the company as compensation for services:

On August 13, 2014 the Company issued 5,000,000 of its authorized common stock to Amber Marie Chavez in exchange for $500.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of December 31, 2014 the Company had 5,000,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the period August 12, 2014(inception) through December 31, 2014:

31-Dec-14

Net Income (Loss)	$(1,788)

Weighted-average common shares outstanding basic:

Weighted-average common stock	5,000,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	671,233

Note 8. Notes Payable

Notes payable consist of the following for the periods ended;	12/31/2014

Amber Marie Chavez working capital note with no stated interest rate. Note is payable on demand .
$9,288

Total Notes Payable	9,288

Less Current Portion	(9,288)

Long Term Notes Payable	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of December 31, 2014 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10.    Subsequent Events

The Company is currently in the process of registering 4,000,000 shares through a S-1 registration and expects this registration to become effective at some point during the current fiscal year.

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Carbon Credit International, Inc.

We have audited the accompanying balance sheets of Carbon Credit International, Inc. (“the Company”) as of December 31, 2014 and the related statements of operations, stockholder's equity, and cash flows for the period August 12, 2014(inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Credit International, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the period August 12, 2014(inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has only minimal operating history and has incurred losses since inception and also has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 16, 2014

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

The following persons constitute all of the Company’s Executive Officers and

Directors:

Amber Marie Chavez, 32, President, Chief Executive Officer, Chief Financial Officer and Director

Amber Marie Chavez is our President, Chief Executive Officer, Chief Financial Officer and Director. Ms. Chavez is a sales and marketing professional with a particular strength in business to business sales. Her experience includes extensive sales experience in Fortune 500 environments. She is a results-orientated leader with demonstrated success managing a multi-million dollar budget, identifying growth opportunities and fostering a culture of teamwork and innovation.

Ms. Chavez began her career in 2004 by acting as a senior loan officer for Countrywide Commercial Insurance Services, in Southern California. In that capacity, Ms. Chavez was charged with primary responsibility for servicing corporate accounts and client acquisition. Her experience in business to business sales of not only products, but consulting services and SaaS makes her an ideal candidate to promote, sell and manage our carbon reduction strategies to commercial and government enterprises.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company’s directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual’s beneficial ownership of the Company’s common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.  The board of directors has determined that the Company does not have an audit committee financial expert serving on the board.  The Company does not have an audit committee.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position/Year	Annual Compensation	Long Term Compensation
Amber Marie Chavez – Chief Executive Officer, President, Director	$ 0	$ 0

Narrative Disclosure to Summary Compensation Table

Since inception, we have not paid any compensation to our officers.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2014, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Class	Beneficial owner			Amount of	Ownership
Type	Name	Title	Address	Ownership	Percentage

Common Stock	Amber Marie Chavez	Director / Officer	1247 N Orange Grove Ave Suite 106 Los Angeles, CA 90046	5,000,000	100%

			Total as Group	5,000,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The registrant's board of directors consists of Amber Marie Chavez.  She is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Advances from related party

Amber Marie Chavez, our Chief Executive Officer and Director has extended a loan to the Company in the amount of $9,288 to pay for accounting, auditing and legal services related to this offering.. The loan has no maturity date and does not bear interest. Ms. Chavez will be repaid by revenues from operations if and when we generate enough revenues to pay the obligation. There exists no formal document or promissory note indicating the loan made by Ms. Chavez.

Related party lease

The registrant leases office space pursuant to an unwritten lease with our Chief Executive Officer and Director Amber Marie Chavez.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Audit Fees 2014 $3,500

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee.  The appointment of John Scrudato CPA was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

ITEM 15. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this

Form 10-KSB:

None

EXHIBIT

NO. DESCRIPTION

ARTICLES OF INCORPORATION AND BY-LAWS

3(i) * Articles of Incorporation as amended

3(vi) * Bylaws

CERTIFICATIONS

31.1 Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1 Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated herein by reference from filings previously made by the

Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of May, 2015

Carbon Credit International, Inc.

/s/ Amber Marie Chavez

----------------------------

Chief Executive Officer, President, Chief Accounting Officer and Director

/s/ Mariya Melnik

----------------------------

Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amber Marie Chavez	Chief Executive Officer, President, Chief Accounting Officer and Director	May 11th, 2015
-------------------------
Amber Marie Chavez

/s/ Mariya Melnik	Secretary	May 11th, 2015
----------------------------
Mariya Melnik

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Amber Marie Chavez, certify that:

1. I have reviewed this annual report on Form 10-K of Carbon Credit International, Inc. for the period August 12, 2014(inception) through December 31, 2014;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By: /s/ Amber Marie Chavez

Amber Marie Chavez

Chief Executive Officer, President, Chief Accounting Officer and Director

Date: May 11, 2015

Exhibit 32.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer of Carbon Credit International, Inc. (the "Company") does hereby certify, to the best of such officer's knowledge, that:

1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2014 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2015

By: /s/ Amber Marie Chavez

Amber Marie Chavez

Chief Executive Officer, President, Chief Accounting Officer and Director

Date: May 11, 2015