Form 10-Q
period 2015-03-31
CARBON CREDIT INTERNATIONAL, INC.
filed 2015-05-11
CIK 1619914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Commission file number 333-199371

CARBON CREDIT INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1247 N. ORANGE GROVE AVE
SUITE 106 LOS ANGELES, CA 90046

(Address of principal executive offices, including zip code.)

(800) 716-1612

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES  ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of December 30, 2014.

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Carbon Credit International, Inc.

For the three months ended March 31, 2015 (unaudited)

Carbon Credit International, Inc.

Contents	Page

Financial Statements:

Balance Sheet at March 31, 2014 (unaudited)	1

Statements of Operations for the three months ended March 31, 2015 (unaudited)	2

Statements of Cash Flows for the three months ended March 31, 2015 (unaudited)	3

Notes to Financial Statements	5-10

CARBON CREDIT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31, 2015	################
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,450	$8,150
Total Current assets	10,450	8,150

Total Assets	$10,450	$8,150
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$150	$150
Related Party Officer Demand Loan	9,288	9,288
Total Current Liabilities	9,438	9,438

Commitments and Contingencies - Note 6
CARBON CREDIT INTERNATIONAL, INC. Shareholders' Equity(Deficit)
Common Stock, $0.0001 par value; 75,000,000 shares authorized
5,000,000 issued and outstanding at 3/31/2015 and 12/31/2014.	500	500
Contributed capital in excess of par	0	0
Accumulated equity(deficit)	512	(1,788)
Total Equity(Deficit)	1,012	(1,288)
Total Liabilities and Equity(Deficit)	$10,450	$8,150

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

For the three months ended March 31, 2015
(unaudited)

Revenues	$3,000

Operating Expenses	700

Net Income(Loss) from Operations	2,300

Other Income(Expenses)
Interest Expense	0

Net Income(Loss) from Operations
Before Income Taxes	2,300

Tax Expense	0

Net Income(Loss)	$2,300

Basic and Diluted Loss Per Share
$0.00
Weighted average number
of shares outstanding	5,000,000

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the three months ended March 31, 2015
(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,300

Increase(decrease) in accrued expenses	0
Net cash used in operating activities	2,300

Cash flows from investing activities:
None	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
None	0
Net cash provided(used) by financing activities	0

Increase in cash and equivalents	2,300

Cash and cash equivalents at beginning of period	8,150

Cash and cash equivalents at end of period	$10,450

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED

For the three months ended March 31, 2015
(unaudited)

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2015.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Note 2.     Summary of Significant Accounting Policies (continued)

Emerging growth Company

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, may elect to comply with certain reduced public company reporting requirements for future filings.

 Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

3/31/2015
U.S statutory rate	34.00%
Less valuation allowance	-34.00%

Effective tax rate	0.00%

The significant components of deferred tax assets and liabilities are as follows:

3/31/2015
Deferred tax assets

Net operating losses	$0
Deferred tax liability

Net deferred tax assets	0
Less valuation allowance	0

Deferred tax asset - net valuation allowance	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company is operating at breakeven and has a net operating loss carryover of approximately $0 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of March 31, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended March 31, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

There were no related party transactions for the quarter ending March 31, 2015.

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

As of March 31, 2015 the Company had 5,000,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the three months ended March 31, 2015:

31-Mar-15

Net Income (Loss)	$2,300

Weighted-average common shares outstanding basic:

Weighted-average common stock	5,000,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	5,000,000

Note 8. Notes Payable

Notes payable consist of the following for the periods ended;	3/31/2015

Amber Marie Chavez working capital note with no stated interest rate. Note is payable on demand .
$9,288

Total Notes Payable	9,288

Less Current Portion	(9,288)

Long Term Notes Payable	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of March 31, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10.    Subsequent Events

The no subsequent events since the balance sheet date through the filing of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Results of Operations

We are still in our development stage and have generated $11,000 in total revenues to date.

We generated revenues of $3,000 for the three month period ended March 31, 2015. Operating expenses for the same three month period were $700 all general and administrative.

Since inception we have generated $11,000 in revenues and $10,488 in operating expenses. Our operating expenses included $9,000 in expenses organization and offering cost. Additionally we incurred $7,000 in professional fees as part of that cost as well.

Liquidity and Capital Resources

We had $8,150 in cash at March 31, 2015, and there were outstanding liabilities of $9,438. The Company hopes to meet its operating expenses through revenue generated by current client engagements.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-199371, at the SEC website at www.sec.gov :

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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