Form 10-Q
period 2015-06-30
CARBON CREDIT INTERNATIONAL, INC.
filed 2015-08-19
CIK 1619914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,804,000 shares as of July 31, 2015.

PART I.

FINANCIAL INFORMATION

Page No.

Item 1.	Financial Statements
Balance Sheet as of June 30, 2015 (unaudited)
Unaudited Statement of Operations for the Six and Three Month Period Ended June 30, 2015
Unaudited Statement of Cash Flows for the for the Six and Three Month Periods Ended June 30, 2015
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.

PART II
OTHER INFORMATION

Item

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits
Signatures

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Carbon Credit International, Inc.

For the three and six months ended June 30, 2015 (unaudited)

Carbon Credit International, Inc.

Contents	Page

Financial Statements:

Balance Sheet at June 30, 2015 (unaudited)	1

Statements of Operations for the three and six months ended June 30, 2015 (unaudited)	2

Statements of Cash Flows for the three and six months ended June 30, 2015 (unaudited)	3

Notes to Financial Statements	5-10

CARBON CREDIT INTERNATIONAL, INC.
BALANCE SHEET

	June 30, 2015	December 31, 2014
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34,445	$8,150
Total Current assets	34,445	8,150

Total Assets	$34,445	$8,150
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$1,650	$150
Deferred Revenue	1,000	0
Related Party Officer Demand Loan	6,288	9,288
Total Current Liabilities	8,938	9,438

Commitments and Contingencies - Note 6
CARBON CREDIT INTERNATIONAL, INC. Shareholders' Equity(Deficit)
Common Stock, $0.0001 par value; 75,000,000 shares authorized
20,804,000 and 20,000,000 issued and outstanding
at 6/30/2015 and 12/31/2014.	2,080	2,000
Contributed capital in excess of par	18,520	(1,500)
Accumulated equity(deficit)	4,907	(1,788)
Total Equity(Deficit)	25,507	(1,288)
Total Liabilities and Equity(Deficit)	$34,445	$8,150

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
	(unaudited)	(unaudited)

Revenues	$7,875	$10,875

Operating Expenses	3,480	4,180

Net Income(Loss) from Operations	4,395	6,695

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations
Before Income Taxes	4,395	6,695

Tax Expense	0	0

Net Income(Loss)	$4,395	$6,695

Basic and Diluted Loss Per Share	0.0002	0.0003

Weighted average number
of shares outstanding	20,536,000	20,268,000

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS

For the Six Months ended June 30, 2015
(unaudited)
Cash flows from operating activities:
Net income (loss)	$6,695
Increase(decrease) in deferred revenue	1,000
Increase(decrease) in accrued expenses	1,500
Net cash used in operating activities	9,195

Cash flows from investing activities:
Officer Loan	(3,000)
Net cash provided(used) by investing activities	(3,000)

Cash flows from financing activities:
Sale of Common Stock	20,100
Net cash provided(used) by financing activities	20,100

Increase in cash and equivalents	26,295

Cash and cash equivalents at beginning of period	8,150

Cash and cash equivalents at end of period	$34,445

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS - CONTINUED

For the Six Months ended June 30, 2015
(unaudited)

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2015.

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

Note 3.     Income Taxes

The Company is currently operating at approximately a breakeven rate on an interim basis. Deferred income tax assets and liabilities will be computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

6/30/2015
U.S statutory rate	34.00%
Less valuation allowance	-34.00%

Effective tax rate	0.00%

The significant components of deferred tax assets and liabilities are as follows:

6/30/2015
Deferred tax assets

Net operating losses	$0
Deferred tax liability

Net deferred tax assets	0
Less valuation allowance	0

Deferred tax asset - net valuation allowance	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company is operating at breakeven and has a net operating loss carryover of approximately $0 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended June 30, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Related party transactions for the quarter ending June 30, 2015 consisted of a $3,000 repayment of a loan that was used as working capital.

Related Party Stock Issuances:

The following stock issuances were made to officers of the company as compensation for services:

On August 13, 2014 the Company issued 20,000,000 of its authorized common stock to Amber Marie Chavez in exchange for $500.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. Eight hundred four thousand common stock shares were sold on May 1,2015 in exchange for $20,100. Additionally, on May 1, 2015 there was a four for one stock split. As of June 30, 2015 the Company had 20,804,000 shares issued and outstanding. All numbers presented here are split adjusted.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the six months ended June 30, 2015:

30-Jun-15

Net Income (Loss)	$6,695

Weighted-average common shares outstanding basic:

Weighted-average common stock	20,268,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	20,268,000

Note 8. Notes Payable

Notes payable consist of the following for the periods ended;	6/30/2015

Amber Marie Chavez working capital note with no stated interest rate. Note is payable on demand .
$6,288

Total Notes Payable	6,288

Less Current Portion	(6,288)

Long Term Notes Payable	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of June 30, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations - for the six months ended June 30, 2015

We are still in our development stage and have generated $10,875 in total revenues to for the six months ended June 30, 2015. The company did not have comparable quarters in 2014 which were before its inception.

During the six months ended June 30, 2015 we generated $4,180 in operating expenses. Our operating expenses included $2,050 in professional fees and $1,980 in filing fees as part of that cost. The company did not have comparable quarters in 2014 which were before its inception.

Results of Operations - for the three months ended June 30, 2015

We are still in our development stage and have generated $7,875 in total revenues to for the three months ended June 30, 2015. The company did not have comparable quarters in 2014 which were before its inception.

During the three months ended June 30, 2015 we generated $3,480 in operating expenses. Our operating expenses included $550 in professional fees and $1,980 in filing fees as part of that cost. The company did not have comparable quarters in 2014 which were before its inception.

Liquidity and Capital Resources

We had $34,445 in cash at June 30, 2015, and there were outstanding liabilities of $8,938. The Company hopes to meet its operating expenses through revenue generated by current client engagements.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 29th day of July, 2015

Carbon Credit International, Inc.

/s/ Amber Marie Chavez

----------------------------

Chief Executive Officer, President, Chief Accounting Officer and Director

/s/ Mariya Melnik

----------------------------

Secretary

I, Amber Marie Chavez, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended June 30, 2015 of Carbon Credit International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14, 2015

/s/ Amber Marie Chavez

Amber Marie Chavez

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Amber Marie Chavez, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Carbon Credit International, Inc., on Form 10-Q for the quarterly period ended June 30, 2015 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Carbon Credit International, Inc.

By:	/s/ Amber Marie Chavez
Amber Marie Chavez
Chief Executive Officer, Chief Financial Officer (Authorized Officer) August 14, 2015