Form 10-Q/A
period 2015-06-30
CARBON CREDIT INTERNATIONAL, INC.
filed 2015-09-22
CIK 1619914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,804,000 shares as of July 31, 2015.

Explanatory Note

Carbon Credit International, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 19, 2015, for the sole purpose of correcting the number of outstanding shares of the Company as of July 31, 2015. Form 10-Q stated that there were 25,804,000 shares outstanding as of July 31, 2015 however the correct number of shares outstanding as of July 31, 2015 is 20,804,000. The error on Form 10-Q was made unintentionally.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in this Form 10-Q.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 22st day of September, 2015

Carbon Credit International, Inc.

/s/ Amber Marie Chavez

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

September 22, 2015

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
Amber Marie Chavez
Chief Executive Officer, Chief Financial Officer (Authorized Officer) September 22, 2015