Form 10-Q
period 2015-09-30
CARBON CREDIT INTERNATIONAL, INC.
filed 2015-11-23
CIK 1619914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Commission file number 333-199371

CARBON CREDIT INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

2205 Ninth Avenue
Los Angeles, CA 90018

(Address of principal executive offices, including zip code.)

(212) 729-4105

(Telephone number, including area code)

1247 N. ORANGE GROVE AVE

SUITE 106

LOS ANGELES, CA 90046

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,804,000 shares as of November 3, 2015.

		Page No.
	PART I.
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheet at September 30, 2015 and December 31, 2014 (unaudited)	3
	Statements of Operations for the three months and nine months ended September 30, 2015 (unaudited) and the period August 12, 2014 to September 30, 2014 (unaudited).	4
	Statements of Cash Flows for the nine months ended September 30, 2015 (unaudited) and the period August 12, 2014 to September 30, 2014 (unaudited).	5
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.	14

	PART II
	OTHER INFORMATION

Item

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	15
	Signatures	16

CARBON CREDIT INTERNATIONAL, INC.

BALANCE SHEET

	September 30, 2015	December 31, 2014
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,147	$8,150
Total Current assets	9,147	8,150

Total Assets	$9,147	$8,150
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$1,000	$150
Deferred Revenue	0	0
Related Party Officer Demand Loan	6,288	9,288
Total Current Liabilities	7,288	9,438

Commitments and Contingencies - Note 6
CARBON CREDIT INTERNATIONAL, INC. Shareholders' Equity(Deficit)
Common Stock, $0.0001 par value; 75,000,000 shares authorized 20,804,000 and 20,000,000 issued and outstanding at 9/30/2015 and 12/31/2014.	2,080	2,000
Contributed capital in excess of par	18,520	(1,500)
Accumulated equity(deficit)	(18,741)	(1,788)
Total Equity(Deficit)	1,859	(1,288)
Total Liabilities and Equity(Deficit)	$9,147	$8,150

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2015	For the period August 12, 2014(inception) to September 30, 2014	For the Nine Months Ended September 30, 2015	For the period August 12, 2014(inception) to September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$4,000	$3,000	$14,875	$3,000

Operating Expenses	27,648	700	31,828	700

Net Income(Loss) from Operations	(23,648)	2,300	(16,953)	2,300

Other Income(Expenses)
Interest Expense	0	0	0	0

Net Income(Loss) from Operations
Before Income Taxes	(23,648)	2,300	(16,953)	2,300

Tax Expense	0	0	0	0

Net Income(Loss)	$(23,648)	$2,300	$(16,953)	$2,300

Basic and Diluted Loss Per Share	(0.0011)	$0.00	(0.0008)	$0.00

Weighted average number of shares outstanding	20,804,000	20,000,000	20,446,667	20,000,000

"The accompanying notes are an integral part of these financial statements"

CARBON CREDIT INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2015	For the period August 12, 2014(inception) to September 30, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(16,953)	$(16,953)
Increase(decrease) in deferred revenue	0	950
Increase(decrease) in accrued expenses	850	1,500
Net cash used in operating activities	(16,103)	(14,503)

Cash flows from investing activities:
Officer Loan	(3,000)	(3,000)
Net cash provided(used) by investing activities	(3,000)	(3,000)

Cash flows from financing activities:
Sale of Common Stock	20,100	20,100
Net cash provided(used) by financing activities	20,100	20,100

Increase in cash and equivalents	997	2,597

Cash and cash equivalents at beginning of period	8,150	8,150

Cash and cash equivalents at end of period	$9,147	$10,747

"The accompanying notes are an integral part of these financial statements"

5

CARBON CREDIT INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30, 2015	For the period August 12, 2014(inception) to September 30, 2014
	(unaudited)	(unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

"The accompanying notes are an integral part of these financial statements"

Note 1.     Organization, History and Business

Carbon Credit International, Inc. (“the Company”) was incorporated in Nevada on August 12, 2014. The Company was established for the purpose of sales and marketing of Carbon Credits. The Company's fiscal year end is December 31. See Note 10, Subsequent Events.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2015.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

9/30/2015
U.S statutory rate	34.00%
Less valuation allowance	(34.00)%

Effective tax rate	0.00%

The significant components of deferred tax assets and liabilities are as follows:

9/30/2015
Deferred tax assets

Net operating losses	$(18,741)

Deferred tax liability

Net deferred tax assets	(6,372)
Less valuation allowance	6,372

Deferred tax asset - net valuation allowance	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company is operating at breakeven and has a net operating loss carryover of approximately $018,741 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of September 30, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the nine months ended September 30, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

There were no related party transactions in the quarter ending September 30. 2015.

Related Party Stock Issuances:

The following stock issuances were made to officers of the company as compensation for services:

On August 13, 2014 the Company issued 20,000,000 of its authorized common stock to Amber Marie Chavez in exchange for $500(split adjusted).

Subsequent to balance sheet date but before the issuance of this report the Company reported that a related party note payable of $ 6,288 was cancelled.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. Two hundred one thousand common stock shares were sold on May 1,2015 in exchange for $20,100. Additionally, on May 1, 2015 there was a four for one stock split. As of September 30, 2015 the Company had 20,804,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the nine months ended September 30, 2015:

30-Spt-15

Net Income (Loss)	$(16,953)

Weighted-average common shares outstanding basic:

Weighted-average common stock	20,446,667
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares outstanding- Diluted	20,446,667

Note 8. Notes Payable

Notes payable consist of the following for the periods ended;	30-Spt-15

Amber Marie Chavez working capital note with no stated interest rate. Note is payable on demand .	$6,288

Total Notes Payable	6,288

Less Current Portion	(6,288)

Long Term Notes Payable	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a minimal operating history and has incurred operating losses, and as of September 30, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development of an alternative business plan and its efforts to raise capital. Management also believes the Company will need to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10.    Subsequent Events

Subsequent to balance sheet date but before the issuance of this report the Company reported that a related party note payable of $ 6,288 was cancelled. Amber Marie Chavez agreed to the $6,288 loan cancellation and release effective as of October 2, 2015.

Subsequent to September 30, 2015, the Board of Directors of the Company concluded that it does not believe that the Company can be successful in executing its business plan, and the Company has decided to discontinue its carbon credit line of business.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with another entity whose business presents an opportunity to enhance shareholder value (a “Transaction”). The Company is currently engaged in discussions regarding a potential Transaction that would result in a new strategic direction. However, other than as discussed immediately below, no definitive agreements have been negotiated or signed, and there can be no assurances that these discussions will be successful or that they will lead to the consummation of any such transaction.

To facilitate a possible Transaction, the Company has entered into an agreement with Amber Marie Chavez, its principal executive officer, sole director and majority stockholder, pursuant to which Ms. Chavez has agreed and irrevocably committed to enter into a split-off agreement pursuant to which, upon consummation of a Transaction, Ms. Chavez will take ownership of a to-be-formed split-off subsidiary of the Company to which all of the pre-Transaction assets and liabilities of the Company will have been transferred in exchange for the surrender of all of the shares of Company common stock then owned by Ms. Chavez (the “Split-Off”). Additionally, Ms. Chavez has agreed and irrevocably committed to enter into a general release agreement with the Company relating to the Split-Off effective as of the closing of a Transaction.

On November 20, 2015, Ms. Chavez resigned as Chief Executive Officer, President, Treasurer and Director of the Company and Mariya Melnik resigned as Secretary of the Company. To the knowledge of the Company’s executive officers, the resignations of Ms. Chavez and Ms. Melnik were not the result of any disagreement by Ms. Chavez or Ms. Melnik with the Company on any matter related to the Company’s operations, policies or practices.

Effective November 20, 2015, Ramon Lata was appointed by the Board of Directors of the Company to serve as Chief Executive Officer, President, Treasurer, Secretary and Director of the Company.

Ramon Lata, 49, has over twenty years of experience in the entertainment industry. Since 2014, Mr. Lata has been the agency director at Factor Chosen, a premier talent management company based out of Los Angeles, California, where he advises and develops talent for the modeling and entertainment industries. Prior to Factor Chosen, Mr. Lata was the agency director of Wilhelmina Models in Los Angeles and also spent several years at Ford Models Inc. in Miami, Florida. Mr. Lata attended the University of Connecticut.

There were no other subsequent events since the balance sheet date through the filing of this report.

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

General Overview

We were organized in the State of Nevada on August 12, 2014, for the purpose of the sale and marketing of carbon credits. Subsequent to September 30, 2015, our Board of Directors concluded that it does not believe that we can be successful in executing our business plan and we have decided to discontinue our carbon credit line of business,

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with another entity whose business presents an opportunity to enhance shareholder value (a “Transaction”). We are currently engaged in discussions regarding a potential Transaction that would result in a new strategic direction. However, other than as discussed immediately below, no definitive agreements have been negotiated or signed, and there can be no assurances that these discussions will be successful or that they will lead to the consummation of any such transaction.

To facilitate a possible Transaction, we have entered into an agreement with Amber Marie Chavez, our principal executive officer, sole director and majority stockholder, pursuant to which Ms. Chavez has agreed and irrevocably committed to enter into a split-off agreement pursuant to which, upon consummation of a Transaction, Ms. Chavez will take ownership of our to-be-formed split-off subsidiary to which all of the pre-Transaction assets and liabilities of the Company will have been transferred in exchange for the surrender of all of the shares of our common stock then owned by Ms. Chavez. Additionally, Ms. Chavez has agreed and irrevocably committed to enter into a general release agreement with us relating to the Split-Off effective as of the closing of a Transaction.

Results of Operations - for the nine months ended September 30, 2015

We are still in our development stage and have generated $14,875 in total revenues to for the nine months ended September 30, 2015. The company did not have comparable quarters in 2014 which were before its inception, however there were total revenues of $3,000 generated for the period August 12, 2014 (inception) to September 30, 2014.

During the nine months ended September 30, 2015 we generated $31,828 in operating expenses. The company did not have comparable quarters in 2014 which were before its inception, however there were operating expenses of $700 generated for the period August 12, 2014 (inception) to September 30, 2015

Results of Operations - for the three months ended September 30, 2015

We are still in our development stage and have generated $4,000 in total revenues to for the three months ended September 30, 2015. The company did not have comparable quarters in 2014 which were before its inception, however there were total revenues of $3,000 generated for the period August 12, 2014 (inception) to September 30, 2015.

During the three months ended September 30, 2015 we generated $27,648 in operating expenses. The company did not have comparable quarters in 2014 which were before its inception, however there were operating expenses of $700 generated for the period August 12, 2014 (inception) to September 30, 2015.

Liquidity and Capital Resources

We had $9,147 in cash at September 30, 2015, and there were outstanding liabilities of $7,288.

Given our Board’s decision to seek a new business direction for the Company, we cannot at this time estimate what our capital requirements, capital resources, sources of liquidity or material commitments or contingencies may be, or identify any specific trends, events or uncertainties with respect thereto.  We will have to raise additional capital in order to carry out any new business plan, either by issuance of additional equity securities or otherwise, and there can be no assurance that we will be able to raise sufficient capital on a timely basis, on terms acceptable to us or at all.

Our business is subject to all of the risks inherent in the establishment of a new business enterprise, including, but not limited to, those relating to our limited capital resources, our ability to implement a new business plan, competition and general market conditions.

Going Concern

Currently, we have a minimal operating history and have incurred operating losses, and as of September 30, 2015, we had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. Management believes that our capital requirements will depend on many factors including the success of our development of an alternative business plan and our efforts to raise capital. Management also believes we will need to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-199371, at the SEC website at www.sec.gov :

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Loan Cancellation Agreement
31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer **
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Previously filed with the Commission.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of November, 2015

Carbon Credit International, Inc.

/s/ Ramon Lata
Chief Executive Officer, President, Chief Accounting Officer, Secretary and Director

